Form 10QSB
period 1996-06-30
DW BANKSHARES INC
filed 1996-08-14
CIK 916715

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

(Mark One)
   /X/         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

                                          OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

    For the transition period from                       to
                                   --------------------     --------------------

                           Commission file number 33-736564

                                 D/W BANKSHARES, INC.
                              -------------------
                (Exact name of registrant as specified in its charter)

           GEORGIA                                               58-2079621
           -------                                               ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                  401 South Thornton Avenue, Dalton, Georgia  30720
                  -------------------------------------------------
                       (Address of principal executive offices)


                                     706-226-1500
                              ---------------------------
                              (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/X/  Yes      / /  No

The number of shares outstanding of registrant's common stock par value $1.00 per share at June 30, 1996 was 700,836 shares.

                                 D/W Bankshares, Inc.
                           Quarterly Report on Form 10-QSB
                         For the Quarter Ended June 30, 1996



                                        INDEX

                                                                     Page No.
                                                                     -------
Part   I. Financial Information

Item  1. Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets at June 30, 1996 and
         December 31, 1995                                              3

         Consolidated Statements of Earnings (unaudited) for the
         three months and the six months ended June 30, 1996
         and 1995                                                       4

         Consolidated Statements of Cash Flows (unaudited)
         for the six months ended June 30, 1996 and 1995                5

         Notes to Consolidated Financial Statements (unaudited)         6

Item  2. Management's Discussion and Analysis                           7

Part  II Other Information

Item  1. Legal Proceedings                                              9

Item  2. Changes in Securities                                          9

Item  3. Defaults Upon Senior Securities                                9

Item  4. Submission of Matters to a Vote of Security Holders            9

Item  5. Other Information                                              9

Item  6. Exhibits and Reports on Form 8-K                               9

Item  7. Signatures                                                    10

                                 D/W BANKSHARES, INC.
                             Consolidated Balance Sheets
                                     (Unaudited)


                                          ASSETS
                                                          June 30, 1996       December 31, 1995
                                                          -------------       -----------------
Cash and due from banks                                   $      5,130,432    $      9,900,526
Federal funds sold                                              11,650,000          12,080,000
                                                           ----------------    ----------------

  Cash and cash equivalents                                     16,780,432          21,980,526

Securities avialable for sale, approximate market value         31,093,402          25,631,762
Securities held to maturity, amortized cost                      6,514,616           6,764,930
Loans, net                                                      79,049,197          78,117,503
Premises and equipment, net                                      3,822,188           3,330,760
Accrued interest receivable                                      1,266,851           1,155,537
Other assets                                                     1,154,526             870,475
                                                           ----------------    ----------------

                                                          $    139,681,212    $    137,851,493
                                                           ----------------    ----------------
                                                           ----------------    ----------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand                                                  $     15,645,856    $     17,958,950
  Interest-bearing demand                                       46,826,245          48,097,004
  Savings                                                        5,984,232           5,398,971
  Time                                                          40,540,441          37,931,467
  Time, $100,000 and over                                       17,094,706          15,781,550
                                                           ----------------    ----------------

    Total deposits                                             126,091,480         125,167,942

Accrued interest payable                                         1,379,728           1,305,187
Other liabilities                                                  344,896             108,967
Subordinated debentures                                          1,425,000           1,425,000
                                                           ----------------    ----------------

    Total liabilities                                          129,241,104         128,007,096
                                                           ----------------    ----------------

Stockholders' equity:
  Common stock, $1 par value                                       700,836             700,836
  Additional paid-in capital                                     5,649,581           5,649,581
  Retained earnings                                              4,211,799           3,426,511
  Net unrealized gains (losses) on
    securities available for sale,
    net of tax                                                    (122,108)             67,469
                                                           ----------------    ----------------

    Total stockholders' equity                                  10,440,108           9,844,397
                                                           ----------------    ----------------

                                                          $    139,681,212    $    137,851,493
                                                           ----------------    ----------------
                                                           ----------------    ----------------



See accompanying notes to consolidated financial statements.

                                 D/W BANKSHARES, INC.
                         Consolidated Statements of Earnings
                                     (Unaudited)


                                                                                                     THREE               THREE
                                                           SIX MONTHS          SIX MONTHS            MONTHS              MONTHS
                                                             ENDED               ENDED               ENDED               ENDED
                                                        June 30, 1996       June 30, 1995       June 30, 1996       June 30,1995
                                                        -------------       -------------       -------------       ------------
Interest income:
  Loans                                               $     3,991,708     $     3,529,058     $     1,996,294     $     1,843,237
  Federal funds sold                                          277,763             243,690             138,354             136,000
  Investment securities                                     1,028,508             800,014             505,171             436,345
                                                            ---------           ---------           ---------           ---------

    Total interest income                                   5,297,979           4,572,762           2,639,819           2,415,582

Interest expense:
  Deposits                                                  2,468,074           2,032,369           1,238,238           1,112,829
  Other                                                        49,875              25,273              24,937              25,026
                                                            ---------           ---------           ---------           ---------

    Total interest expense                                  2,517,949           2,057,642           1,263,175           1,137,855
                                                            ---------           ---------           ---------           ---------

    Net interest income                                     2,780,030           2,515,120           1,376,644           1,277,727

Provision for Loan Losses                                     200,000             177,350              95,000              96,810
                                                           ----------           ---------           ---------           ---------

  Net interest income after
  provision for loan losses                                 2,580,030           2,337,770           1,281,644           1,180,917

Other income                                                  526,331             645,213             260,970             331,957

Other expenses:
  Salaries and employee benefits                            1,106,627             965,536             548,190             486,145
  Occupancy                                                   352,506             275,369             174,228             139,400
  Other                                                       472,313             513,184             267,471             263,530
                                                            ---------             -------             -------             -------

    Total other expenses                                    1,931,446           1,754,089             989,889             889,075
                                                            ---------           ---------             -------             -------

    Earnings before income taxes                            1,174,915           1,228,894             552,725             623,799



Income taxes                                                  389,627             439,800             186,323             219,800
                                                             ---------             -------             -------             -------

    Net earnings                                       $      785,288      $      789,094      $      366,402      $      403,999
                                                             ---------             -------             -------             -------
                                                             ---------             -------             -------             -------

Net earnings per common share                          $         1.12      $         1.13      $         0.52      $         0.58

Weighted average number of shares                             700,836             699,805             700,836             700,836
                                                             ---------             -------             -------             -------
                                                             ---------             -------             -------             -------


See accompanying notes to the consolidated financial statements.

                                 D/W BANKSHARES, INC.
                        Consolidated Statements of Cash Flows
                       Six Months ended June 30, 1996 and 1995
                                     (Unaudited)
                                                      1996            1995
                                                      ----            ----
Cash flows from operating activities:
  Net Earnings                                    $    785,288    $    789,094
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation, amortization and accretion            215,522          25,067
   Provision for loan losses                           200,000         177,350
   Loss on sales of securities available
     for sale                                              -            18,793
   Change in:
     Interest receivable                              (111,314)       (272,483)
     Interest payable                                   74,541         311,044
     Other assets                                     (172,245)       (129,030)
     Other liabilities                                 235,929         121,636
                                                        -------         -------

      Net cash provided by operating activities      1,227,721       1,041,471
                                                      ---------       ---------
Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                              -          3,328,219
  Proceeds from maturities of securities
    available for sale                               8,008,396             -
  Purchases of securities available for sale       (14,802,742)    (12,492,654)
  Proceeds from maturities of securities
    held to maturity                                 1,250,000             -
  Purchases of securities held to maturity                 -               -
  Net change in loans                               (1,131,694)     (7,988,586)
  Purchases of premises and equipment                 (675,313)        (79,341)
                                                        -------         -------

      Net cash used by investing activities         (7,351,353)    (17,232,362)
                                                      ---------      ----------

Cash flows from financing activities:
  Net change in deposits                               923,538      17,563,071
  Repayments of capital lease obligations                  -           (16,263)
  Proceeds from sale of subordinated debentures            -         1,425,000
  Proceeds from exercise of stock options                  -            37,496
                                                                    ----------
      Net cash provided by financing activities        923,538      19,009,304
                                                    ----------       ---------
Net increase(decrease) in cash and cash equivalents (5,200,094)      2,818,413
                                                      ---------       ---------

Cash and cash equivalents at beginning of period    21,980,526      13,450,932
                                                     ----------      ----------

Cash and cash equivalents at end of period        $ 16,780,432    $ 16,269,345
                                                     ----------      ----------
See accompanying notes to the consolidated financial statements.

                                 D/W BANKSHARES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

On April 8, 1994, Dalton/Whitfield Bank & Trust (the "Bank") merged with Interim D/W Corporation ("Interim"), a wholly-owned subsidiary of D/W Bankshares, Inc. (the "Company"). As a result of this merger, the Bank operates as a subsidiary of the Company. The June 30, 1996 financial statements have been consolidated to include the accounts of the Company and the Bank. All significant accounts between the Company and the Bank have been eliminated in consolidation.

The consolidated financial statements contained in this report are unaudited but reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position and results of operations for the periods included herein. All such adjustments are of a normal recurring nature.


EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


FINANCIAL CONDITION

Total assets increased $1,829,719, or 1.33%, over the December 31, 1995 balance. The investment portfolio increased $5,211,326 or 16.09%, while the loan portfolio increased $931,694, or 1.19%, during the six months. Cash and cash equivalents decreased $5,200,094 or 23.66%.

Total deposits increased $923,538 or .74%, during the first six months of 1996. Deposit customers consist primarily of individuals, small-to-medium sized businesses and local city and county public entities.

$200,000 was added to the allowance for loan losses during the first six months of 1996. The allowance for loan losses was $1,450,761 and $1,291,093, or 1.80% and 1.63% of total loans at June 30, 1996 and December 31, 1995 respectively. Loans past due 30 days or more represented 2.85% and 1.20% of total loans at June 30, 1996 and December 31, 1995 respectively.


LIQUIDITY

The Company maintains certain levels of liquid assets in order to meet demand from loan commitments, customer's deposit account withdrawals and other obligations. Primary sources of liquidity are short-term investments carried in the available-for- sale portfolio and federal funds sold. The liquidity ratio at June 30, 1996 was 30.00% which management considers to be adequate to meet all current and projected needs.


CAPITAL

As of June 30, 1996, stockholders' equity was $10,440,108, or 7.47% of total assets. The Company's common stock had a book value of $14.90 based on outstanding shares of 700,836. There are approximately 462 shareholders of record. The equity to assets ratio of the Bank as of June 30, 1996 was 8.89%. The Company and the Bank exceed all regulatory capital requirements.

                                RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1996 was $366,402 as compared to $403,999 for the three months ended June 30, 1995.

Net income for the six months ended June 30, 1996 was $785,288 as compared to $789,094 for the six months ended June 30, 1995.

Net interest income is affected by the differences between the interest rates received on interest-earning assets and the interest rates paid on interest-bearing liabilities, and the volume of interest-earning assets and interest-bearing liabilities. On the following table is a comparison of the average balances, interest received and paid, and the average rate for the six months ended June 30, 1996 and June 30, 1995 on the interest-earning assets and interest-bearing liabilities of the Bank.


                                      NET INTEREST ANALYSIS

                    AVERAGE BALANCE           INTEREST          AVERAGE YIELD
                    ($000)                    ($000)

                     -------------------------------------------------------------
                       6/30/96   6/30/95    6/30/96   6/30/95   6/30/96    6/30/95

LOANS                  78,437    72,840     3,992     3,529     10.18%     9.69%

INVESTMENTS            47,209    35,203     1,306     1,043      5.53%     5.93%
(Inc. Fed Funds)

INTEREST-BEARING      125,646   108,043     5,298     4,572      8.43%     8.45%
ASSETS

INTEREST-BEARING      108,361    92,225     2,518     2,058      4.65%     4.46%
LIABILITIES

INTEREST SPREAD                                                  3.78%     3.99%

NET INTEREST MARGIN/                                             4.48%     4.72%
EARNING ASSETS




Non-interest income decreased $118,882, or 18.43%, over the first six months of 1995. Non-interest expenses increased $177,357, or 10.11%, over the first six months of 1995. The largest component of non-interest expenses was salaries and employee benefits, which increased $141,091, or 14.61%. The increase was due to additional staff required for the increased volume of deposit and loan activity and the expansion of the residential mortgage department on July 1, 1995.

PART  II  OTHER INFORMATION

Item 1.   Legal Proceedings  -  None

Item 2.   Change in Securities  -  None

Item 3.   Defaults upon Senior Securities  -  None

Item 4.   Submission of matters to a vote of Security Holders -  None

Item 5.   Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K  -  None

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


    D/W BANKSHARES, INC.
    --------------------
         (Registrant)



DATE:    August 14, 1996               BY:
         ---------------                      ----------------------------
                                                 Charles Y. Allgood
                                                 President & Chief
                                                 Executive Officer

DATE:    August 14, 1996               BY:
         ---------------                      ----------------------------
                                                 Rita B. Gray
                                                 Secretary/Treasurer