Form 10QSB
period 1996-09-30
DW BANKSHARES INC
filed 1996-11-14
CIK 916715

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark One)
      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ---          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                          OR

     ---          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

      For the transition period from                   to
                                    -------------------    ------------------

                        Commission file number 33-736564

                              D/W BANKSHARES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


             GEORGIA                                    58-2079621
             -------                                    ----------
     ( State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                  Identification No.)


                401 South Thornton Avenue, Dalton, Georgia  30720
                -------------------------------------------------
                    (Address of principal executive offices)

                                   706-226-1500
                                   ------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 X  Yes           No
---           ---

The number of shares outstanding of registrant's common stock par value $1.00 per share at September 30, 1996 was 700,836 shares.

                              D/W Bankshares, Inc.
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1996


                                      Index

                                                                        Page No.


Part   I.    Financial Information

Item  1.     Consolidated Financial Statements (unaudited)
             Consolidated Balance Sheets at September 30, 1996 and
             December 31, 1995                                            3

             Consolidated Statements of Earnings (unaudited) for the
             three months and the nine months ended September 30, 1996
             and 1995                                                     4

             Consolidated Statements of Cash Flows (unaudited) for
             the nine months ended September 30, 1996 and 1995            5

             Notes to Consolidated Financial Statements (unaudited)       6

Item  2.     Management's Discussion and Analysis                         7

Part  II     Other Information

Item  1.     Legal Proceedings                                            9

Item  2.     Changes in Securities                                        9

Item  3.     Defaults Upon Senior Securities                              9

Item  4.     Submission of Matters to a Vote of Security Holders          9

Item  5.     Other Information                                            9

Item  6.     Exhibits and Reports on Form 8-K                             9

Item  7.     Signatures                                                  10

                               D/W BANKSHARES, INC
                           Consolidated Balance Sheets
                                   (Unaudited)




                                     ASSETS
                                                               September 30, 1996    December 31, 1995
                                                               -----------------     -----------------

Cash and due from banks                                           $    7,264,499      $    9,900,526
Federal funds sold                                                     6,280,000          12,080,000
                                                                  --------------      --------------
     Cash and cash equivalents                                        13,544,499          21,980,526

Securities available for sale, approximate market value               30,713,510          25,631,762
Securities held to maturity, amortized cost                            5,814,456           6,764,930
Loans, net                                                            74,620,596          78,117,503
Premises and equipment, net                                            3,824,731           3,330,760
Accrued interest receivable                                            1,089,817           1,155,537
Other assets                                                             808,827             870,475
                                                                  --------------      --------------

                                                                  $  130,416,436      $  137,851,493
                                                                  --------------      --------------
                                                                  --------------      --------------


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand                                                          $  16,440,353       $  17,958,950
   Interest-bearing demand                                            38,136,864          48,097,004
   Savings                                                             5,746,249           5,398,971
   Time                                                               38,039,811          37,931,467
   Time, $100,000 and over                                            17,766,152          15,781,550
                                                                  --------------      --------------

     Total deposits                                                  116,129,429         125,167,942

Accrued interest payable                                               1,538,751           1,305,187
Other liabilities                                                        396,057             108,967
Subordinated debentures                                                1,425,000           1,425,000
                                                                  --------------      --------------

     Total liabilities                                               119,489,237         128,007,096
                                                                  --------------      --------------
Stockholders' equity:
   Common stock, $1 par value                                            700,836             700,836
   Additional paid-in capital                                          5,649,581           5,649,581
   Retained earnings                                                   4,639,239           3,426,511
   Net unrealized gains (losses) on
     securities available for sale,
     net of tax                                                          (62,457)             67,469
                                                                  --------------      --------------

     Total stockholders' equity                                       10,927,199           9,844,397
                                                                  --------------      --------------
                                                                  $  130,416,436      $  137,851,493
                                                                  --------------      --------------
                                                                  --------------      --------------

See accompanying notes to consolidated financial statements.

                              D/W BANKSHARES, INC.
                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                             THREE               THREE
                                              NINE MONTHS            NINE MONTHS             MONTHS              MONTHS
                                                 ENDED                 ENDED                 ENDED               ENDED
                                           September 30, 1996     September 30, 1995    September 30, 1996  September 30, 1995
                                           -----------------      -----------------     -----------------   -----------------
Interest income:
   Loans                                        $  6,026,675        $  5,442,489        $  2,034,967        $  1,913,431
   Federal funds sold                                399,987             332,400             122,224              88,710
   Investment securities                           1,572,755           1,265,686             544,247             465,672
                                                   ---------           ---------           ---------           ---------

     Total interest income                         7,999,417           7,040,575           2,701,438           2,467,813

Interest expense:
   Deposits                                        3,688,387           3,218,395           1,220,313           1,186,026
   Other                                              74,813              50,211              49,938              24,938
                                                   ---------           ---------           ---------           ---------

     Total interest expense                        3,763,200           3,268,606           1,270,251           1,210,964
                                                   ---------           ---------           ---------           ---------

     Net interest income                           4,236,217           3,771,969           1,431,187           1,256,849

Provision for Loan Losses                            205,000             398,910               5,000             221,560
                                                   ---------           ---------           ---------           ---------
     Net interest income after
     provision for loan losses                     4,031,217           3,373,059           1,426,187           1,035,289

Other income                                         770,458           1,007,158             244,127             361,945

Other expenses:
   Salaries and employee benefits                  1,661,736           1,481,063             555,109             515,527
   Occupancy                                         531,639             404,808             179,133             129,439
   Other                                             791,039             762,799             318,726             249,615
                                                   ---------           ---------           ---------           ---------

     Total other expenses                          2,984,414           2,648,670           1,052,968             894,581
                                                   ---------           ---------           ---------           ---------

     Earnings before income taxes                  1,817,261           1,731,547             617,346             502,653

Income taxes                                         604,533             627,700             214,906             187,900
                                                   ---------           ---------           ---------           ---------

     Net earnings                               $  1,212,728        $  1,103,847          $  402,440          $  314,753
                                                   ---------           ---------           ---------           ---------
                                                   ---------           ---------           ---------           ---------

Net earnings per common share                        $  1.73             $  1.58             $  0.57             $  0.45

Weighted average number of shares                    700,836             700,149             700,836             700,836
                                                   ---------           ---------           ---------           ---------



See accompanying notes to the consolidated financial statements.

                              D/W BANKSHARES, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                        1996              1995
                                                                        ----              ----

Cash flows from operating activities:
   Net earnings                                                     $  1,212,728        $  1,103,847
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation, amortization and accretion                            329,375              33,300
     Provision for loan losses                                           205,000             398,910
     Loss on sales of securities available
       for sale                                                                -              18,793
     Change in:
       Interest receivable                                                65,720            (286,739)
       Interest payable                                                  233,564             678,775
       Other assets                                                      134,613            (164,675)
       Other liabilities                                                 287,090             178,096
                                                                       ---------           ---------

         Net cash provided by operating activities                     2,468,090           1,960,307
                                                                       ---------           ---------
Cash flows from investing activities:
   Proceeds from sales of securities available
     for sale                                                                  -           3,328,219
   Proceeds from maturities of securities
     available for sale                                               14,508,396           3,250,000
   Purchases of securities available for sale                        (21,343,059)        (18,028,425)
   Proceeds from maturities of securities
     held to maturity                                                  2,450,000             500,000
   Purchases of securities held to maturity                                    -                   -
   Net change in loans                                                 3,291,907          (9,865,262)
   Purchases of premises and equipment                                  (772,848)           (458,248)
                                                                       ---------           ---------

         Net cash used by investing activities                        (1,865,604)        (21,273,716)
                                                                       ---------          ----------

Cash flows from financing activities:
   Net change in deposits                                             (9,038,513)         14,364,120
   Repayments of capital lease obligations                                     -             (16,263)
   Proceeds from sale of subordinated debentures                               -           1,425,000
   Proceeds from exercise of stock options                                     -              37,496
                                                                                              ------

         Net cash provided (used) by financing activities             (9,038,513)         15,810,353
                                                                       ---------          ----------
                                                                       ---------          ----------

Net increase(decrease) in cash and cash equivalents                   (8,436,027)         (3,503,056)

Cash and cash equivalents at beginning of period                      21,980,526          13,450,932
                                                                      ----------          ----------
                                                                      ----------          ----------

Cash and cash equivalents at end of period                         $  13,544,499        $  9,947,876
                                                                      ----------          ----------
                                                                      ----------          ----------

See accompanying notes to the consolidated financial statements.

                              D/W BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

On April 8, 1994, Dalton/Whitfield Bank & Trust (the "Bank") merged with Interim D/W Corporation ("Interim"), a wholly-owned subsidiary of D/W Bankshares, Inc. (the "Company"). As a result of this merger, the Bank operates as a subsidiary of the Company. The September 30, 1996 financial statements have been consolidated to include the accounts of the Company and the Bank. All significant accounts between the Company and the Bank have been eliminated in consolidation.

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


BUSINESS COMBINATION

On September 12, 1996, the Company's board of directors approved a merger agreement whereby the Company would be merged into Colonial BancGroup, Inc. ("Colonial") and the Bank would be merged into Colonial's Georgia subsidiary, Colonial Bank, headquartered in Atlanta, Georgia. For the merger to be effected, the Company's stockholders, the Federal Reserve Bank of Atlanta and the FDIC must approve the transaction, and Colonial must complete a public registration of its shares to be tendered with the merger.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

The following narrative should be read in conjunction with the Company's consolidated financial statements and the notes thereto.


FINANCIAL CONDITION

Total assets decreased $7,435,057, or 5.39%, over the December 31, 1995 balance. The investment portfolio increased $4,131,274 or 12.75%, while the loan portfolio decreased $3,496,907, or 4.48%, during the nine months. Cash and cash equivalents decreased $8,436,027 or 38.38%.

Total deposits decreased $9,038,513 or 7.22%, during the first nine months of
1996.   Deposit customers consist primarily of individuals, small-to-medium sized businesses and local city and county public entities.

$205,000 was added to the allowance for loan losses during the first nine months of 1996. The allowance for loan losses was $1,433,231 and $1,291,093, or 1.88% and 1.63% of total loans at September 30, 1996 and December 31, 1995 respectively. Loans past due 30 days or more represented 2.44% and 1.20% of total loans at September 30, 1996 and December 31, 1995 respectively.


LIQUIDITY

The Company maintains certain levels of liquid assets in order to meet demand from loan commitments, customer's deposit account withdrawals and other obligations. Primary sources of liquidity are short-term investments carried in the available-for-sale portfolio and federal funds sold. The liquidity ratio at September 30, 1996 was 34.81% which management considers to be adequate to meet all current and projected needs.


CAPITAL

As of September 30, 1996, stockholders' equity was $10,927,199, or 8.40% of total assets. The Company's common stock had a book value of $15.59 based on outstanding shares of 700,836. There are approximately 471 shareholders of record. The equity to assets ratio of the Bank as of September 30, 1996 was 10.27%. The Company and the Bank exceed all regulatory capital requirements.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1996 was $402,440 as compared to $314,753 for the three months ended September 30, 1995.

Net income for the nine months ended September 30, 1996 was $1,212,728 as compared to $1,103,847 for the nine months ended September 30, 1995.

Net interest income is affected by the differences between the interest rates received on interest-earning assets and the interest rates paid on interest-bearing liabilities, and the volume of interest-earning assets and interest-bearing liabilities. On the following table is a comparison of the average balances, interest received and paid, and the average rate for the nine months ended September 30, 1996 and September 30, 1995 on the interest-earning assets and interest-bearing liabilities of the Company.



                                   NET INTEREST ANALYSIS

                      AVERAGE BALANCE     INTEREST           AVERAGE YIELD
                      ($000)              ($000)
                      ---------------------------------------------------------
                      9/30/96   9/30/95   9/30/96   9/30/95   9/30/96   9/30/95

LOANS                  78,630    74,568     6,027     5,442    10.22%     9.73%

INVESTMENTS            47,662    36,820     1,973     1,598     5.52%     5.79%
(INC. FED FUNDS)

INTEREST-BEARING      125,892   111,388     8,000     7,040     8.47%     8.43%
ASSETS

INTEREST-BEARING      109,527    94,628     3,763     3,269     4.58%     4.61%
LIABILITIES

INTEREST SPREAD                                                 3.89%     3.82%

NET INTEREST MARGIN/                                            4.49%     4.51%
EARNING ASSETS


Non-interest income decreased $236,700, or 23.50%, over the first nine months of 1995. Non-interest expenses increased $335,744, or 12.68%, over the first nine months of 1995. The largest component of non-interest expenses was salaries and employee benefits, which increased $180,673, or 12.20%. The increase was due to additional staff required for the opening of a new branch.

PART  II     OTHER INFORMATION

Item 1.      Legal Proceedings  -  None

Item 2.      Change in Securities  -  None

Item 3.      Defaults upon Senior Securities  -  None

Item 4.      Submission of matters to a vote of Security Holders -  None

Item 5. Other Information - On September 12, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Colonial BancGroup, Inc. ("Colonial"). Pursuant to the Agreement, the Company would be merged into Colonial and the Bank would be merged into Colonial's Georgia subsidiary, Colonial Bank.

Item 6.      Exhibits and Reports on Form 8-K
             A. The Agreement and Plan of Merger by and between the Company and Colonial BancGroup, Inc. filed as Appendix A to the Form S- 4, Registration No. 333-15575 filed by Colonial BancGroup, Inc. is incorporated herein by reference.
             B.  Reports on Form 8-K
                 On August 12, 1996 a Form 8-K was filed disclosing pursuant to
                 ITEM 5. OTHER INFORMATION, the proposed acquisition of the Company by Colonial.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


          D/W BANKSHARES, INC.
              (Registrant)



DATE:     November 13, 1996                       BY:
          ------------------                         -----------------------
                                                      Charles Y. Allgood
                                                      President & Chief
                                                      Executive Officer

DATE:     November 13, 1996                       BY:
          ------------------                          ----------------------
                                                      Rita B. Gray
                                                      Secretary/Treasurer